Form 10-K/A
period 2020-12-31
Social Capital Hedosophia Holdings Corp. IV
filed 2021-07-20
CIK 1818876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

 EXPLANATORY NOTE

Social Capital Hedosophia Holdings Corp. IV (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from July 10, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 2, 2021 (the “Original 10-K”).

Background of Restatement

On April 22, 2021, the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 10, 2020 (inception) through December 31, 2020 (the “Relevant Period”), which were included in the Original 10-K. Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon. This Amendment includes the restated audited financial statements for the Relevant Period.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,500,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “Initial Public Offering”) and (ii) the 5,000,000 redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the Initial Public Offering (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

Additionally, the Company revised the Statement of Changes in Stockholders’ Equity to present temporary equity separate from permanent equity, which allows for better alignment to the Balance Sheet presentation. Accordingly, the Company revised the financial statement name to Statement of Changes in Temporary Equity and Permanent Equity to reflect this presentation change.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of October 14, 2020, the date that the Initial Public Offering closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on October 20, 2021 (the “IPO Closing 8-K”), and (ii) restated financial statements as of December 31, 2020 and for the period from July 10, 2020 through December 31, 2020 that were previously reported on the Original 10-K, to restate the following non-cash items:

•	understatement of liabilities and overstatement of temporary equity by approximately $23.1 million and $61.1 million as of October 14, 2020 and December 31, 2020, respectively;

•	understatement of additional paid-in capital and accumulated deficit by approximately $38.1 million as of December 31, 2020;

•	understatement of net loss by approximately $38.1 million for the period from July 10, 2020 through December 31, 2020; and

•	understatement of basic and diluted net loss per share, non-redeemable ordinary shares of $(3.09) for the period from July 10, 2020 through December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. We have also corrected a typo in Part I, Item 1. Business related to a defined term. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

In July 2020, Mr. Palihapitiya and Mr. Osborne founded our company and the Other Existing SCH SPACs, each a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a business combination. IPOE has not yet consummated a business combination; however, on January 7, 2021, IPOE announced that it had entered into a definitive agreement with Social Finance, Inc. (“SoFi”). IPOE’s transaction with SoFi is subject to approval of IPOE’s shareholders and other customary closing conditions. IPOF has not yet announced or consummated a business combination.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 11,500,000 public warrants and 5,000,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 22, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from July 10, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

References to the “Company,” “our,” “us” or “we” refer to Social Capital Hedosophia Holdings Corp. IV. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1.A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from July 10, 2020 (inception) through December 31, 2020, were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination. Additionally, we recognize in other income (expense) (a) non-cash gains and losses related to changes in recurring fair value measurement of our warrant liabilities at each reporting period and (b) transaction costs allocated to the warrant liabilities.

For the period from July 10, 2020 (inception) through December 31, 2020, we had a net loss of $39,171,813, which consists of operating and formation costs of $266,518, loss on change in fair value of warrant liabilities of $38,054,500, and transaction costs allocated to warrant liabilities of $860,626, partially offset by interest income on marketable securities held in the Trust Account of $9,831.

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

Following the Initial Public Offering, the exercise of the over-allotment option in full and the sale of the Private Placement Warrants, a total of $460,000,000 was placed in the Trust Account and we had $1,782,908 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $24,486,056 in transaction costs, including $8,000,000 of underwriting fees, $16,100,000 of deferred underwriting fees and $386,056 of other offering costs. Of the total transaction costs incurred, $860,626 was recognized as an expense in the Statement of Operations as this amount related to the warrants recognized as liabilities and further described in Note 2 to our financial statements.

For the period from July 10, 2020 (inception) through December 31, 2020, net cash used in operating activities was $935,490, consisting of a net loss of $39,171,813 offset by change in fair value of warrants of $38,054,500, transaction costs related to warrant liabilities of $860,626, and interest earned on marketable securities held in the Trust Account and not available for operations of $9,831. Changes in operating assets and liabilities used $668,972 of cash from operating activities.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Social Capital Hedosophia Holdings Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Social Capital Hedosophia Holdings Corp. IV (the “Company”) as of December 31, 2020, the related statements of operations, changes in temporary equity and permanent equity and cash flows for the period from July 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 10, 2020 (inception) through December 31, 2020 have been restated.

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

New York, NY

April 2, 2021, except for the effects of the restatement disclosed in Notes 2, 3 and 9 as to which the date is July 19, 2021.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current Assets
Cash	$708,454
Prepaid expenses	727,619
Total Current Assets	1,436,073

Marketable securities held in Trust Account	460,009,831
Total Assets	$461,445,904

LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY
Current liabilities
Accrued expenses	$58,647
Advance from related party	5,000
Total Current Liabilities	63,647

Deferred underwriting fee payable	16,100,000
Warrant liabilities	61,105,000
Total Liabilities	77,268,647

Commitments
Temporary Equity
Class A ordinary shares subject to possible redemption, 37,916,915 shares at redemption value	379,177,254
Permanent Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 8,083,085 shares issued and outstanding (excluding 37,916,915 shares subject to possible redemption)	808
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,500,000 shares issued and outstanding	1,150
Additional paid-in capital	44,169,858
Accumulated deficit	(39,171,813)
Total Permanent Equity	5,000,003
Total Liabilities, Temporary Equity and Permanent Equity	$461,445,904

The accompanying notes are an integral part of these financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Formation and operational costs	$266,518
Loss from operations	(266,518)

Other income:
Interest earned on marketable securities held in Trust Account	9,831
Change in fair value of warrant liabilities	(38,054,500)
Transaction costs allocated to warrant liabilities	(860,626)
Other expense, net	(38,905,295)
Net loss	$(39,171,813)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	41,748,344

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	12,578,329

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(3.11)

The accompanying notes are an integral part of these financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

STATEMENT OF CHANGES IN TEMPORARY EQUITY AND PERMANENT EQUITY

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount
Balance – July 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—	—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	11,500,000	1,150	23,850	—	25,000	—	—

Issuance of Class A ordinary shares	46,000,000	4,600	—	—	420,298,733	—	420,303,333	—	—

Excess cash received over the fair value of the Private Placement Warrants, as defined in Note 1	—	—	—	—	3,020,737	—	3,020,737	—	—

Class A ordinary shares subject to possible redemption	(37,916,915)	(3,792)	—	—	(379,173,462)	—	(379,177,254)	37,916,915	379,177,254

Net loss	—	—	—	—	—	(39,171,813)	(39,171,813)	—	—

Balance – December 31, 2020	8,083,085	$808	11,500,000	$1,150	$44,169,858	$(39,171,813)	$5,000,003	37,916,915	$379,177,254

The accompanying notes are an integral part of these financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(39,171,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(9,831)
Change in fair value of warrant liabilities	38,054,500
Transaction costs allocated to warrant liabilities	860,626
Changes in operating assets and liabilities:
Prepaid expenses	(727,619)
Accrued expenses	58,647
Net cash used in operating activities	(935,490)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(460,000,000)
Net cash used in investing activities	(460,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	452,000,000
Proceeds from sale of Private Placement Warrants	10,000,000
Advances from related party	5,000
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs and costs allocated to warrant liabilities	(386,056)
Net cash provided by financing activities	461,643,944

Net Change in Cash	708,454
Cash – Beginning	—
Cash – Ending	$708,454

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$417,483,440
Change in value of Class A ordinary shares subject to possible redemption	(38,306,186)
Initial measurement of Private Placement and Public Warrants, as defined in Note 1 and Note 2	23,050,500
Deferred underwriting fee payable	$16,100,000

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 10, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering became effective on October 8, 2020. On October 14, 2020, the Company consummated the Initial Public Offering of 46,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 6,000,000 Units, at $10.00 per Unit, generating gross proceeds of $460,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,000,000 warrants (the “Private Placement Warrants”) at a price of $2.00 per Private Placement Warrant in a private placement to the Company’s sponsor, SCH Sponsor IV LLC, a Cayman Islands limited liability company (the “Sponsor”), generating gross proceeds of $10,000,000, which is described in Note 5.

Transaction costs amounted to $24,486,056, consisting of $8,000,000 of underwriting fees, $16,100,000 of deferred underwriting fees and $386,056 of other offering costs. Of the total transaction costs incurred, $860,626 was recognized as an expense in the Statement of Operations as this amount related to the warrants recognized as liabilities and further described in Note 2.

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the Public Shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will proceed with a Business Combination only if the Company has net tangible assets, after payment of the deferred underwriting commission, of at least $5,000,001 following any related share redemptions and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination or seek to sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, subject to the immediately succeeding paragraph, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of October 8, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 11,500,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its Initial Public Offering and (ii) the 5,000,000 redeemable Private Placement Warrants and, together with the Public Warrants, the “Warrants”, which are discussed in Note 1, Note 4, Note 5, Note 8 and Note 9. The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate (i) certain items on the Company’s previously issued balance sheet dated as of October 14, 2020, the date that the Initial Public Offering closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on October 20, 2021 and (ii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 10, 2020 (inception) through December 31, 2020, as previously reported in its Annual Report on Form 10-K filed with the SEC on April 2, 2021. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

Additionally, the Company revised the Statement of Changes in Stockholders’ Equity to present temporary equity separate from permanent equity, which allows for better alignment to the Balance Sheet presentation. Accordingly, the Company revised the financial statement name to Statement of Changes in Temporary Equity and Permanent Equity to reflect this presentation change.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of October 14, 2020
Warrant liabilities	$—	$23,050,500	$23,050,500
Total Liabilities	16,275,764	23,050,500	39,326,264
Class A ordinary shares subject to possible redemption	440,533,940	(23,050,500)	417,483,440
Class A ordinary shares	195	230	425
Additional paid-in capital	5,003,659	860,396	5,864,055
Accumulated Deficit	$(5,000)	$(860,626)	$(865,626)
Balance Sheet as of December 31, 2020
Warrant liabilities	$—	$61,105,000	$61,105,000
Total Liabilities	16,163,647	61,105,000	77,268,647
Class A ordinary shares subject to possible redemption	440,282,249	(61,104,995)	379,177,254
Class A ordinary shares	197	611	808
Additional paid-in capital	5,255,348	38,914,510	44,169,858
Accumulated deficit	(256,687)	(38,915,126)	(39,171,813)
Total permanent equity	$5,000,008	$(5)	$5,000,003

Statement of Operations for the Period From July 10, 2020 (Inception) through December 31, 2020
Transaction costs allocated to warrant liabilities	$—	$(860,626)	$(860,626)
Change in fair value of warrant liabilities	—	(38,915,126)	(38,054,500)
Other income (expense), net	9,831	(38,915,126)	(38,905,295)
Net loss	(256,687)	(38,915,126)	(39,171,813)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	44,053,394	(2,305,050)	41,748,344
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	11,545,030	1,033,299	12,578,329
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.02)	$(3.09)	$(3.11)

Statement of Cash Flows for the Period From July 10, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(256,687)	$(38,054,500)	$(39,171,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs allocated to warrant liabilities	—	860,626	860,626
Change in fair value of warrant liabilities	—	38,054,500	38,054,500
Non-Cash Investing and Financing Activities:
Initial measurement of Private Placement and Public Warrants	$—	$23,050,500	$23,050,500

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the money market funds were invested primarily in U.S. Treasury securities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting discounts and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (which are discussed in Note 1, Note 4, Note 5, Note 8 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the Statement of Operations in the period of change.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Components of Equity

Upon the Initial Public Offering, the Company issued Class A Ordinary shares and Public Warrants. The Company also issued Private Placement Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $23,050,500 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $23,625,430 to the Class A Ordinary shares. A portion of the 46,000,000 Class A Ordinary shares are presented within temporary equity, as certain shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 16,500,000 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

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

Non-redeemable ordinary shares include Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from July 10, 2020 (inception) through December 31, 2020
Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$8,104
Net income attributable to Class A ordinary shares subject to possible redemption	$8,104
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	41,748,344
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(39,171,813)
Net income allocable to Class A ordinary shares subject to possible redemption	(8,104)
Non-Redeemable Net Loss	$(39,179,917)
Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	12,578,329
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(3.11)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for the Warrants (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 46,000,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 6,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 8).

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant, for an aggregate purchase price of $10,000,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On July 10, 2020, the Company issued one ordinary share to the Sponsor for no consideration. On July 16, 2020, the Company cancelled the one share issued in July 2020 and the Sponsor purchased 2,875,000 Founder Shares for an aggregate purchase price of $25,000. On September 17, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 10,062,500 Founder Shares. On October 8, 2020, the Company effected another share capitalization resulting in the Company’s initial shareholders holding an aggregate of 11,500,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalizations. The Founder Shares will automatically convert into Class A ordinary shares at the time of the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain adjustments, as described in Note 8.

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

NOTE 7. COMMITMENTS

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

NOTE 8. TEMPORARY EQUITY AND PERMANENT EQUITY

Preferred Shares  —  The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 8,083,085 Class A ordinary shares issued and outstanding, excluding 37,916,915 Class A ordinary shares subject to possible redemption.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2020, there was 11,500,000 Class B ordinary shares issued and outstanding.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account(1)	1	$460,009,831
Liabilities:
Private Placement Warrants(2)	2	$18,555,000
Public Warrants(2)	1	42,550,000

(1) The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to their short-term nature.

(2) Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Initial Measurement

The Company established the initial fair value for the Warrants on October 14, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-fourth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (permanent equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	October 14, 2020 (Initial Measurement)
Risk-free interest rate	0.4%
Expected term (years)	6.00
Expected volatility	20.0%
Exercise price	$11.50
Fair value of Units	$10.00

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

•	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•	The expected term was determined to be six years, as the Warrants expire five years after the completion of the initial Business Combination which is assumed to be October 14, 2021.

•	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•	The fair value of the Units, which each consist of one Class A ordinary share and one-fourth of one Public Warrant, represents the Unit price as the measurement date was prior to trading date.

Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk-neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model. Therefore, the resulting valuations for the two classes of Warrants were determined to be equal. On October 14, 2020, the fair value of the Private Placement Warrants and Public Warrants was determined to be $1.397 per warrant for aggregate values of $7.0 million and $16.1 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker IPOD.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $18.6 million and $42.6 million, respectively, based on fair values of $3.711 and $3.700, respectively, per warrant.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 10, 2020	$—	$—	$—
Initial measurement on October 14, 2020	6,985,000	16,065,500	23,050,500
Change in valuation inputs or other assumptions(1)(2)	11,570,000	26,484,500	38,054,500
Fair value as of December 31, 2020	$18,555,000	$42,550,000	$61,105,000

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.

(2)	Due to the use of quoted prices in an active market (Level 1) and the use of observable inputs for similar assets or liabilities (Level 2) to measure the fair values of the Public Warrants and Private Placement Warrants, respectively, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $23.1 million during the period from October 14, 2020 through December 31, 2020.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from July 10, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at July 10, 2020 (inception)	$—
Issuance of Public and Private Warrants	23,050,500
Transfer of Public Warrants to Level 1 measurement	(16,065,500)
Transfer of Private Placement Warrants to Level 2 measurement	(6,985,000)

Level 3 derivative warrant liabilities at December 31, 2020	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 10, 2020 (inception) through December 31, 2020, covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Due to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

For the Year ended December 31, 2020
Audit Fees(1)	$69,880
Audit-Related Fees(2)	$—
Tax Fees(3)	$—
All Other Fees(4)	$—
Total	$69,880

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential business combination.

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

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated October 8, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated October 8, 2020, among the Company, the Sponsor, the Company’s officers and directors and the other party thereto.
10.2(3)	Letter Agreement, dated December 10, 2020, between the Company and Joanne Bradford.
10.3(3)	Letter Agreement, dated December 10, 2020, between the Company and Katie J. Stanton.
10.4(1)	Investment Management Trust Agreement, dated October 8, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.5(1)	Registration Rights Agreement, dated October 8, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.6(1)	Administrative Services Agreement, dated October 8, 2020, between the Company and Social Capital Holdings, Inc.
10.7(1)	Sponsor Warrants Purchase Agreement, dated October 8, 2020, between the Company and the Sponsor.
10.8(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Chamath Palihapitiya.
10.9(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Ian Osborne.
10.10(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Nirav Tolia.
10.11(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Steven Trieu.
10.12(1)	Indemnity Agreement, dated October 8, 2020, between the Company and Simon Williams.
10.13(3)	Indemnity Agreement, dated December 10, 2020, between the Company and Joanne Bradford.
10.14(3)	Indemnity Agreement, dated December 10, 2020, between the Company and Katie J. Stanton.
10.15(3)	Director Restricted Stock Unit Award Agreement, dated December 10, 2020, between the Company and Joanne Bradford.
10.16(3)	Director Restricted Stock Unit Award Agreement, dated December 10, 2020, between the Company and Katie J. Stanton.
14.01(2)	Code of Ethics and Business Conduct of Social Capital Hedosophia Holdings Corp. IV.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

No.	Description of Exhibit
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 14, 2020.

(2)	Incorporated by reference to the Initial 10-K filed on April 2, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2020.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

Date: July 19, 2021	/s/ Chamath Palihapitiya
	By:	Chamath Palihapitiya
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chamath Palihapitiya
Name:	Chamath Palihapitiya
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	July 19, 2021

/s/ Ian Osborne
Name:	Ian Osborne
Title:	President and Director
Date:	July 19, 2021

/s/ James Ryans
Name:	James Ryans
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	July 19, 2021

/s/ Joanne Bradford
Name:	Joanne Bradford
Title:	Director
Date:	July 19, 2021

/s/ Katie J. Stanton
Name:	Katie J. Stanton
Title:	Director
Date:	July 19, 2021

/s/ Nirav Tolia
Name:	Nirav Tolia
Title:	Director
Date:	July 19, 2021