Form 10-Q
period 2021-03-31
Social Capital Hedosophia Holdings Corp. IV
filed 2021-07-21
CIK 1818876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of July 19, 2021, there were 46,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,500,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART 1 – FINANCIAL INFORMATION

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$446,368	$708,454
Prepaid expenses	678,050	727,619
Total Current Assets	1,124,418	1,436,073

Marketable securities held in Trust Account	460,021,175	460,009,831
Total Assets	$461,145,593	$461,445,904

LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY
Current liabilities
Accrued expenses	$1,408,018	$58,647
Advance from related party	—	5,000
Total Current Liabilities	1,408,018	63,647

Warrant liabilities	40,260,000	61,105,000
Deferred underwriting fee payable	16,100,000	16,100,000
Total Liabilities	57,768,018	77,268,647

Commitments

Temporary Equity
Class A ordinary shares subject to possible redemption 39,837,757 and 37,916,915 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	398,377,570	379,177,254

Permanent Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,162,243 and 8,083,085 shares issued and outstanding (excluding 39,837,757 and 37,916,915 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	616	808
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,500,000 issued and outstanding at March 31, 2021 and December 31, 2020	1,150	1,150
Additional paid-in capital	24,969,734	44,169,858
Accumulated deficit	(19,971,495)	(39,171,813)
Total Permanent Equity	5,000,005	5,000,003
TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY	$461,145,593	$461,445,904

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Operating costs	$1,656,026
Loss from operations	(1,656,026)

Other income
Change in fair value of warrant liabilities	20,845,000
Interest earned on marketable securities held in Trust Account	11,344
20,856,344

Net Income	$19,200,318

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	39,837,757

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00

Basic weighted average shares outstanding, Class B non-redeemable ordinary shares	19,583,085

Basic net income per share, Class B non-redeemable ordinary shares	$0.98

Diluted weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	22,748,580

Diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.07)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

CONDENSED STATEMENT OF CHANGES IN TEMPROARY EQUITY AND

PERMANENT EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount
Balance — December 31, 2020	8,083,085	$808	11,500,000	$1,150	$44,169,858	$(39,171,813)	$5,000,003	37,916,915	$379,177,254

Change in value of Class A ordinary shares subject to possible redemption	(1,920,842)	(192)	—	—	(19,200,124)	—	(19,200,316)	1,920,842	19,200,316

Net income	—	—	—	—	—	19,200,318	19,200,318	—	—

Balance – March 31, 2021	6,162,243	$616	11,500,000	$1,150	$24,969,734	$(19,971,495)	$5,000,005	39,837,757	$398,377,570

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$19,200,318
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warranty liability	(20,845,000)
Interest earned on marketable securities held in Trust Account	(11,344)
Changes in operating assets and liabilities:
Prepaid expenses	49,569
Accrued expenses	1,349,371
Net cash used in operating activities	$(257,086)

Cash Flows used in Financing Activities:
Repayment of advances from related party	(5,000)
Net cash used in financing activities	(5,000)

Net Change in Cash	(262,086)
Cash – Beginning	708,454
Cash – Ending	$446,368

Non-cash investing and financing activities:
Change in value of Class A ordinary share subject to possible redemption	$19,200,316

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2021

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Liquidity and Going Concern

As of March 31, 2021, the Company had $446,368 in its operating bank accounts, $460,021,175 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $283,600. As of March 31, 2021, approximately $21,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 20, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $446,368 and $708,454 of cash and cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (which are discussed in Note 4, Note 5, Note 8 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the Statement of Operations in the period of change.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$9,824
Net income allocable to Class A ordinary shares subject to possible redemption	$9,824
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	39,837,757
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Income minus Net Earnings
Net income	$19,200,318
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(9,824)
Non-Redeemable Net Income	$19,190,494
Denominator: Weighted Average Non-redeemable ordinary shares
Basic weighted average shares outstanding, Non-redeemable ordinary shares	19,583,085
Basic net income per share, Non-redeemable ordinary shares	$0.98

Non-Redeemable Ordinary Shares
Numerator:
Non-Redeemable Net Income	$19,190,494
Less: Change in fair value of warrant liabilities	(20,845,000)
Adjusted net loss	$(1,654,506)
Denominator:
Diluted weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	22,748,580
Diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.07)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

MARCH 31, 2021

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

Advance from Related Party

The Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. The advances are non-interest bearing and due on demand. As of March 31, 2021 and December 31, 2020, there were $0 and $5,000 advances outstanding, respectively.

Promissory Note — Related Party

On July 16, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company borrowed an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the completion of the Initial Public Offering. As of March 31, 2021, there were no amounts outstanding under the Promissory Note. The balance under the Promissory Note of $300,000, was repaid at the closing of the Initial Public Offering on October 14, 2020.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 9, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services. At March 31, 2021, there was $55,000 of fees included in accrued expenses in the accompanying balance sheets.

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

MARCH 31, 2021

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. TEMPORARY EQUITY AND PERMANENT EQUITY

Preferred Shares  —  The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —   The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,162,243 and 8,083,085 Class A ordinary shares issued and outstanding, excluding 39,837,757 and 37,916,915 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there was 11,500,000 Class B ordinary shares issued and outstanding.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

 NOTE 8. WARRANTY LIABILITY

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account (1)	1	$460,021,175	$460,009,831

Liabilities:
Warrant Liability – Public Warrants (2)	1	$28,060,000	$18,555,000
Warrant Liability – Private Placement Warrants (2)	2	$12,200,000	$42,550,000

(1) The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to their short-term nature.

(2) Measured at fair value on a recurring basis.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 and March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker IPOD.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of March 31, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $12.2 million and $28 million, respectively, based on fair values of $2.44 per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$18,555,000	$42,550,000	$61,105,000
Change in fair value	(6,355,000)	(14,490,000)	(20,845,000)
Fair value as of March 31, 2021	$12,200,000	$28,060,000	$40,260,000

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10K/A filed with the SEC on July 20, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net income of $19,200,318, which consisted of a change in fair value of warrant liabilities of $20,845,000 and interest earned on marketable securities held in Trust Account of $11,344, offset by operating costs of $1,656,026.

Liquidity and Capital Resources

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

For the three months ended March 31, 2021, cash used in operating activities was $257,086. Net income of $19,200,318 was offset by interest earned on marketable securities held in the Trust Account of $11,344 and by a change in fair value of warrant liability of $20,845,000. Changes in operating assets and liabilities provided $1,398,940 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $460,021,175. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2021 and December 31, 2020, we had cash of $446,368 and $708,454, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. Due solely to the events that led to the restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements” our Annual Report as amended on Form 10-K/A filed with the SEC on July 20, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Annual Report as amended on Form 10-K/A filed with the SEC on July 20, 2021 had not yet been identified.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report as amended on Form 10-K/A filed with the SEC on July 20, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report as amended on Form 10-K/A filed with the SEC on July 20, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

Date: July 20, 2021		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 20, 2021		/s/ James Ryans
	Name:	James Ryans
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)