Form 10-Q
period 2021-06-30
Social Capital Hedosophia Holdings Corp. IV
filed 2021-08-16
CIK 1818876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
⌧ Non-accelerated filer	⌧ Smaller reporting company
⌧ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧ No ☐

As of August 11, 2021, there were 46,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,500,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART 1 – FINANCIAL INFORMATION

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$41,389	$708,454
Prepaid expenses	553,108	727,619
Total Current Assets	594,497	1,436,073

Marketable securities held in Trust Account	460,032,645	460,009,831
Total Assets	$460,627,142	$461,445,904

LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY
Current liabilities
Accrued expenses	$1,150,535	$58,647
Advance from related party	9,695	5,000
Total Current Liabilities	1,160,230	63,647

Warrant liabilities	40,095,000	61,105,000
Deferred underwriting fee payable	16,100,000	16,100,000
Total Liabilities	57,355,230	77,268,647

Commitments and Contingencies
Temporary Equity
Class A ordinary shares subject to possible redemption 39,827,191 and 37,916,915 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	398,271,910	379,177,254
Permanent Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,172,809 and 8,083,085 shares issued and outstanding (excluding 39,827,191 and 37,916,915 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	617	808
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,500,000 issued and outstanding at June 30, 2021 and December 31, 2020	1,150	1,150
Additional paid-in capital	25,075,393	44,169,858
Accumulated deficit	(20,077,158)	(39,171,813)
Total Permanent Equity	5,000,002	5,000,003
TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT EQUITY	$460,627,142	$461,445,904

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021

General and operating expenses	$282,133	$1,938,159
Loss from operations	(282,133)	(1,938,159)

Other income:
Interest earned on marketable securities held in Trust Account	11,470	22,814
Change in fair value of warrant liabilities	165,000	21,010,000
Total other income	176,470	21,032,814

Net (loss) income	$(105,663)	$19,094,655

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	39,837,757	38,882,642

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Basic weighted average shares outstanding, Class B Non-redeemable ordinary shares	17,662,243	18,617,358

Basic net income (loss) per share, Class B Non-redeemable ordinary shares	$(0.01)	$1.02

Diluted weighted average shares outstanding, Class A and Class B Non-redeemable ordinary shares	17,662,243	19,789,618

Diluted net loss per share, Class A and Class B Non-redeemable ordinary shares	$(0.01)	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND

PERMANENT EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount
Balance – December 31, 2020	8,083,085	$808	11,500,000	$1,150	$44,169,858	$(39,171,813)	$5,000,003	37,916,915	$379,177,254

Change in value of Class A ordinary shares subject to possible redemption	(1,920,842)	(192)	—	—	(19,200,124)	—	(19,200,316)	1,920,842	19,200,316

Net income	—	—	—	—	—	19,200,318	19,200,318	—	—

Balance – March 31, 2021	6,162,243	$616	11,500,000	$1,150	$24,969,734	$(19,971,495)	$5,000,005	39,837,757	$398,377,570

Change in value of Class A ordinary shares subject to possible redemption	10,566	1	—	—	105,659	—	105,660	(10,566)	(105,660)

Net loss	—	—	—	—	—	(105,663)	(105,663)	—	—

Balance – June 30, 2021	6,172,809	$617	11,500,000	$1,150	$25,075,393	$(20,077,158)	5,000,002	39,827,191	398,271,910

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$19,094,655
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warranty liability	(21,010,000)
Interest earned on marketable securities held in Trust Account	(22,814)
Changes in operating assets and liabilities:
Prepaid expenses	174,511
Accrued expenses	1,091,888
Net cash used in operating activities	$(671,760)

Cash Flows provided by Financing Activities:
Repayment of advances from related party	(5,000)
Advances from related parties	9,695
Net cash provided by financing activities	4,695

Net Change in Cash	(667,065)
Cash - Beginning	708,454
Cash - Ending	$41,389

Non-cash investing and financing activities:
Change in value of Class A ordinary share subject to possible redemption	$19,094,656

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Liquidity and Going Concern

As of June 30, 2021, the Company had $41,389 in its operating bank accounts, $460,032,645 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $565,733. As of June 30, 2021, approximately $32,645 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 20, 2021. The interim results for the three or six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future period.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting discounts and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (which are discussed in Note 4, Note 5, Note 8 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the Statements of operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31,2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statements of operations.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period.

The Company’s Statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three	For the Six
	Months ended	Months ended
	June 30, 2021	June 30, 2021
Class A Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$9,931	$19,752
Net income attributable to Class A ordinary shares subject to possible redemption	$9,931	$19,752
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	39,837,757	38,882,642
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Non-Redeemable Ordinary shares
Numerator: Net Income (loss) minus Net Earnings - Basic
Net Income (loss)	$(105,663)	$19,094,655
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(9,931)	(19,752)
Non-Redeemable Net (loss) income - Basic	$(115,594)	$19,074,903
Denominator: Weighted Average Non-Redeemable ordinary shares
Basic weighted average shares outstanding, Non-redeemable ordinary shares	17,662,243	18,617,358
Basic net (loss) income per share, Non-redeemable ordinary shares	$(0.01)	$1.02

Numerator: Net Income (loss) minus Net Earnings - Diluted
Non-Redeemable Net Income - Basic	$(115,594)	$19,074,903
Less: Change in fair value of derivative liability	—	(21,010,100)
Non-Redeemable Net Loss-Diluted	$(115,594)	(1,935,197)

Denominator: Weighted Average Non-Redeemable ordinary shares
Diluted weighted average shares outstanding, Non-redeemable ordinary shares	17,662,243	19,789,618
Diluted net income per share, Non-redeemable ordinary shares	$(0.01)	(0.10)

For the six months ended June 30, 2021, diluted weighted average shares outstanding was calculated using the treasury stock method utilizing a weighted average share price of $12.38 and the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 16,500,000 shares. For the six months ended June 30, 2021, 1,172,260 incremental shares were included in the diluted earnings per share calculation. For the three months ended June 30, 2021, the Company has not considered the effect of Public Warrants and Private Placement Warrants to purchase an aggregate of 16,500,000 Class A ordinary shares in the calculation of diluted income per share, since the average share price of the Company’s Class A ordinary shares for the period was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 10, 2020, the Company issued one ordinary share to the Sponsor for no consideration. On July 16, 2020, the Company cancelled the one share issued in July 2020 and the Sponsor purchased 2,875,000 Founder Shares for an aggregate purchase price of $25,000. On September 17, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 10,062,500 Founder Shares. On October 8, 2020, the Company effected another share capitalization resulting in the Company's initial shareholders holding an aggregate of 11,500,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share capitalizations. The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to certain adjustments, as described in Note 7.

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

Advance from Related Party

The Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. The advances are non-interest bearing and due on demand. As of June 30, 2021 and December 31, 2020, there were $9,695 and $5,000 advances outstanding, respectively.

Promissory Note — Related Party

On July 16, 2020, the Company issued an unsecured promissory note to the Sponsor (the "Promissory Note"), pursuant to which the Company borrowed an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the completion of the Initial Public Offering. As of June 30, 2021 and December 31,2020, there were no amounts outstanding under the Promissory Note. The balance under the Promissory Note of $300,000, was repaid at the closing of the Initial Public Offering on October 14, 2020.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 9, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000, respectively, in fees for these services. At June 30, 2021 and December 31,2020, there were $85,000 and $25,000 of fees included in accrued expenses in the accompanying balance sheet, respectively.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7. TEMPORARY EQUITY AND PERMANENT EQUITY

Preferred Shares  —  The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares  —   The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 6,172,809 and 8,083,085 Class A ordinary shares issued and outstanding, excluding 39,827,191 and 37,916,915 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there was 11,500,000 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company's shareholders except as otherwise required by law.

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

NOTE 8. WARRANT LIABILITIES

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder and
●	if, and only if, the reported last sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

JUNE 30, 2021

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,	December 31,
	Level	2021	2020
Assets:
Marketable securities held in Trust Account(1)	1	$460,032,645	$460,009,831

Liabilities:
Warrant Liability – Public Warrants(2)	1	$27,945,000	$42,550,000
Warrant Liability – Private Placement Warrants (2)	2	$12,150,000	$18,555,000

(1)	The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 and June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker IPOD.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

As of June 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $12.2 million and $27.9 million, respectively, based on fair values of $2.43 per warrant. As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $18.6 million and $42.6 million, respectively, based on fair values of $3.711 and $3.700, respectively, per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$18,555,000	$42,550,000	$61,105,000
Change in fair value	(6,405,000)	(14,605,000)	(21,010,000)
Fair value as of June 30, 2021	$12,150,000	$27,945,000	$40,095,000

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of Amendment No. 1 to the Company’s Annual Report on Form 10K/A filed with the SEC on July 20, 2021 and in our other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and six months ended June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $105,663, which consisted of operating costs of $282,133 offset by a change in fair value of warrant liabilities of $165,000 and interest earned on marketable securities held in Trust Account of $11,470.

For the six months ended June 30, 2021, we had a net income of $19,094,655, which consisted of a change in fair value of warrant liabilities of $21,010,000 and interest earned on marketable securities held in Trust Account of $22,814, offset by operating costs of $1,938,159.

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

Following the Initial Public Offering, the exercise of the over-allotment option in full and the sale of the Private Placement Warrants, a total of $460,000,000 was placed in the Trust Account and we had $1,782,908 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $24,486,056 in transaction costs, including $8,000,000 of underwriting fees, $16,100,000 of deferred underwriting fees and $386,056 of other offering costs. Of the total transaction costs incurred, $860,626 was recognized as an expense in the Statements of operations as this amount related to the warrants recognized as liabilities and further described in Note 2 to our financial statements.

For the six months ended June 30, 2021, cash used in operating activities was $671,760. Net income of $19,094,655 was offset by interest earned on marketable securities held in the Trust Account of $22,814 and by a change in fair value of warrant liability of $21,010,000. Changes in operating assets and liabilities provided $1,266,399 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $460,032,645. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021 and December 31, 2020, we had cash of $41,389 and $708,454, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of operations in the period of change.

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

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares subject to possible redemption is calculated by dividing the interest income (loss) earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted for and non-redeemable ordinary shares is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of non-redeemable ordinary shares outstanding for the period presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective. Due solely to the events that led to the restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements” our Annual Report as amended on Form 10-K/A filed with the SEC on July 20, 2021.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Registrant
10.1(2)	Letter Agreement, dated May 31, 2021, between the Company and James Ryans
10.2(3)	Indemnity Agreement, dated May 31, 2021, between the Company and James Ryans
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

**	Furnished.

(1) Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 14, 2020.

(2) Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 1, 2021.

(3) Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 1, 2021.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

Date: August 16, 2021		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ James Ryans
	Name:	James Ryans
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)