Form 10-Q
period 2021-09-30
Social Capital Hedosophia Holdings Corp. IV
filed 2021-11-19
CIK 1818876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 18th, 2021, there were 46,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,500,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Restated)	3
Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from July 10, 2020 (inception) through September 30, 2020 (Unaudited)	4
Condensed Statements of Changes in Temporary Equity and Permanent Deficit for the three and nine months ended September 30, 2021 and for the period from July 10, 2020 (inception) through September 30, 2020 (Unaudited)	5
Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from July 10, 2020 (inception) through September 30, 2020 (Unaudited)	6
Notes to Unaudited Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	29
Part III. Signatures	31

PART 1 – FINANCIAL INFORMATION

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash	$130,842	$708,454
Prepaid expenses	428,164	727,619
Total Current Assets	559,006	1,436,073

Marketable securities held in Trust Account	460,044,242	460,009,831
Total Assets	$460,603,248	$461,445,904

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,259,463	$58,647
Advances from related party	—	5,000
Promissory note - related party	200,000	—
Total Current Liabilities	1,459,463	63,647

Warrant liabilities	28,875,000	61,105,000
Deferred underwriting fee payable	16,100,000	16,100,000
Total Liabilities	46,434,463	77,268,647

Commitments and Contingencies
Temporary Equity
Class A ordinary shares subject to possible redemption, 46,000,000 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	460,044,368	460,009,831
Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,500,000 issued and outstanding at September 30, 2021 and December 31, 2020	1,150	1,150
Additional paid in Capital	—	—
Accumulated deficit	(45,876,733)	(75,833,724)
Total Permanent Deficit	(45,875,583)	(75,832,574)
TOTAL LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT	$460,603,248	$461,445,904

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			For the Period
			from July 10,
			2020
			(Inception)
	Three Months Ended	Nine Months Ended	Through
	September 30,	September 30,	September 30,
	2021	2021	2020

General and administrative expenses	$334,724	$2,272,883	$5,000
Loss from operations	(334,724)	(2,272,883)	(5,000)

Other income:
Interest earned on marketable securities held in Trust Account	11,597	34,411	—
Change in fair value of warrant liabilities	11,220,000	32,230,000	—
Total other income	11,231,597	32,264,411	—

Net income (loss)	$10,896,873	$29,991,528	$(5,000)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	46,000,000	46,000,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.19	$0.52	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	11,500,000	11,500,000	10,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.19	0.52	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

CONDENSED STATEMENTS OF CHANGES IN TEMPORARY EQUITY AND

PERMANENT (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(RESTATED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Shares	Amount
Balance – December 31, 2020 (as restated)	—	$—	11,500,000	$1,150	$—	$(75,833,724)	$(75,832,574)	46,000,000	$460,009,831

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(11,344)	(11,344)	—	11,344

Net income	—	—	—	—	—	19,200,318	19,200,318	—	—

Balance – March 31, 2021 (as restated)	—	$—	11,500,000	$1,150	$—	$(56,644,750)	$(56,643,600)	46,000,000	$460,021,175

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(11,470)	(11,470)	—	11,470

Net loss	—	—	—	—	—	(105,663)	(105,663)	—	—

Balance – June 30, 2021 (as restated)	—	$—	11,500,000	$1,150	$—	$(56,761,883)	$(56,760,733)	46,000,000	$460,032,645

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(11,723)	(11,723)	—	11,723

Net income	—	—	—	—	—	10,896,873	10,896,873	—	—

Balance – September 30, 2021	—	$—	11,500,000	$1,150	$—	$(45,876,733)	(45,875,583)	46,000,000	$460,044,368

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount
Balance – July 10, 2020 (Inception)	—	$—	—	$—	$—	$—	$—	—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	11,500,000	1,150	23,850	—	25,000	—	—

Net loss	—	—	—	—	—	(5,000)	(5,000)	—	—

Balance – September 30, 2020	—	$—	11,500,000	$1,150	$23,850	$(5,000)	20,000	—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period
		from
		July 10,
	Nine Months	2020 (Inception)
	Ended	through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$29,991,528	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warranty liabilities	(32,230,000)	—
Interest earned on marketable securities held in Trust Account	(34,411)	—
Changes in operating assets and liabilities:
Prepaid expenses	299,455	—
Accounts payable and accrued expenses	1,200,816	—
Net cash used in operating activities	(772,612)	(5,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Advances from related parties	71,557	5,000
Repayment of advances from related party	(76,557)	—
Proceeds from promissory note - related party	200,000	300,000
Payment of offering costs	—	(190,594)
Net cash provided by operating activities	195,000	139,406

Net Change in Cash	(577,612)	134,406
Cash - Beginning	708,454	—
Cash - Ending	$130,842	$134,406

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$36,967
Change in value of Class A ordinary shares subject to possible redemption	$34,537	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2021

(Unaudited)

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

The Company will proceed with a Business Combination only if the Company has net tangible assets, after payment of the deferred underwriting commission, of at least $5,000,001 following any related share redemptions and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares held by it in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination or seek to sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, subject to the immediately succeeding paragraph, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination (and not seek to sell its shares to the Company in any tender offer the Company undertakes in connection with its Business Combination) and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

SEPTEMBER 30, 2021

(Unaudited)

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

Liquidity and Going Concern

As of September 30, 2021, the Company had $130,842 in its operating bank accounts, $460,044,242 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $900,457. As of September 30, 2021, approximately $44,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

On September 30, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate amount of up to $2,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of September 30, 2021, there was $200,000 outstanding under the Promissory Note.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note), loan the Company additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain such additional financing. If the Company is unable to raise such additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it was appropriate to restate the presentation of Class A ordinary shares subject to possible redemption to reflect its Public Shares within temporary equity after determining the Public Shares redemption feature is not solely within the control of the Company.  In accordance with the SEC and its staff’s guidance on redeemable equity instruments, Accounting Standards Codification (“ASC”) 480, paragraph 10-99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.  The Company previously recorded the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001, thus recording a portion of the Class A ordinary shares as permanent equity. The restatement resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statement is reflected in the following table.

	As Previously
Balance Sheet as of October 14, 2020 (audited)	Reported	Restatement	As Restated
TEMPORARY EQUITY
Class A ordinary shares subject to possible redemption	$417,483,440	$42,516,560	$460,000,000
PERMANENT DEFICIT
Class A ordinary shares	$425	$(425)	$—
Additional paid-in capital	$5,864,055	$(5,864,055)	$—
Accumulated deficit	$(865,626)	$(36,652,080)	$(37,517,706)
Total Shareholders' Equity (Deficit)	$5,000,004	$(42,516,560)	$(37,516,556)

Class A Ordinary shares subject to possible redemption	41,748,344	4,251,656	46,000,000

Balance Sheet as of December 31, 2020 (audited)
TEMPORARY EQUITY
Class A ordinary shares subject to possible redemption	$379,177,254	$80,832,577	$46,009,831
PERMANENT DEFICIT
Class A ordinary shares	$808	$(808)	$—
Additional paid-in capital	$44,169,858	$(44,169,858)	$—
Accumulated deficit	$(39,171,813)	$(36,661,911)	$(75,833,724)
Total Shareholders' Equity (Deficit)	$5,000,003	$(80,832,577)	$(75,832,574)

Class A Ordinary shares subject to possible redemption	37,916,915	8,083,085	46,000,000

Balance Sheet as of March 31, 2021 (unaudited)
TEMPORARY EQUITY
Class A ordinary shares subject to possible redemption	$398,377,570	$61,643,605	$460,021,175
PERMANENT DEFICIT
Class A ordinary shares	$616	$(616)	$—
Additional paid-in capital	$24,969,734	$(24,969,734)	$—
Accumulated deficit	$(19,971,495)	$(36,673,255)	$(56,644,750)
Total Shareholders' Equity (Deficit)	$5,000,005	$(61,643,605)	$(56,643,600)

Class A Ordinary shares subject to possible redemption	39,837,757	6,162,243	46,000,000

Balance Sheet as of June 30, 2021 (unaudited)
TEMPORARY EQUITY
Class A ordinary shares subject to possible redemption	$398,271,910	$61,760,735	$460,032,645
PERMANENT DEFICIT
Class A ordinary shares	$617	$(617)	$—
Additional paid-in capital	$25,075,393	$(25,075,393)	$—
Accumulated deficit	$(20,077,158)	$(36,684,725)	$(56,761,883)
Total Shareholders' Equity (Deficit)	$5,000,002	$(61,760,735)	$(56,760,733)

Class A Ordinary shares subject to possible redemption	39,827,191	6,172,809	46,000,000

Statement of Operations for the Period Ended December 31, 2020 (audited)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	41,748,344	(41,748,344)	—
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	12,578,329	(12,578,329)	—
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(3.11)	$3.11	$—
Weighted average shares outstanding of Class A ordinary shares	—	20,620,690	20,620,690
Basic and diluted net loss per share, Class A ordinary shares	$—	$(1.25)	$(1.25)
Weighted average shares outstanding of Class B ordinary shares	—	10,672,414	10,672,414
Basic and diluted loss income per share, Class B ordinary shares	$—	$(1.25)	$(1.25)

Statement of Operations for the Three Months Ended March 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	39,837,757	(39,837,757)	—
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	19,589,085	(19,589,085)	—
Basic and diluted net loss per share, Non-redeemable ordinary shares	$0.98	$(0.98)	$—
Weighted average shares outstanding of Class A ordinary shares	—	46,000,000	46,000,000
Basic and diluted net loss per share, Class A ordinary shares	$—	$0.33	$0.33
Weighted average shares outstanding of Class B ordinary shares	—	11,500,000	11,500,000
Basic and diluted loss income per share, Class B ordinary shares	$—	$0.33	$0.33

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	39,837,757	(39,837,757)	—
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	17,662,243	(17,662,243)	—
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.01)	$0.01	$—
Weighted average shares outstanding of Class A ordinary shares	—	46,000,000	46,000,000
Basic and diluted net loss per share, Class A ordinary shares	$—	$(0.002)	$(0.002)
Weighted average shares outstanding of Class B ordinary shares	—	11,500,000	11,500,000
Basic and diluted loss income per share, Class B ordinary shares	$—	$(0.002)	$(0.002)

Statement of Operations for the Six Months Ended June 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	38,882,642	(39,837,757)	—
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	18,617,358	(18,617,358)	—
Basic and diluted net loss per share, Non-redeemable ordinary shares	$1.03	$(1.03)	$—
Weighted average shares outstanding of Class A ordinary shares	—	46,000,000	46,000,000
Basic and diluted net loss per share, Class A ordinary shares	$—	$0.33	$0.33
Weighted average shares outstanding of Class B ordinary shares	—	11,500,000	11,500,000
Basic and diluted loss income per share, Class B ordinary shares	$—	$0.33	$0.33

Statement of Cash Flows for the Period Ended December 31, 2020 (audited)
Initial classification of Class A ordinary shares subject to possible redemption	$417,483,440	$42,516,560	$460,000,000
Change in value of Class A ordinary shares subject to possible redemption	$(38,306,186	$38,316,017	$9,831

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$19,200,316	$(19,179,141)	$21,175

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$19,094,656	$(19,062,011)	$32,645

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on July 20, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future period.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting discounts and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary share subject to redemption upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company accounts for the Public Warrants and Private Placement Warrants (which are discussed in Note 5, Note 6, Note 9 and Note 10) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”. A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$460,000,000
Less:
Proceeds allocated to Public Warrants	(16,065,500)
Class A ordinary shares issuance costs	(23,631,167)
Plus:
Accretion of carrying value to redemption value	39,706,498

Class A ordinary shares subject to possible redemption, December 31, 2020	460,009,831
Plus:
Accretion of carrying value to redemption value	34,537

Class A ordinary shares subject to possible redemption, September 30, 2021	$460,044,368

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security “CARES” Act was signed into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statements of operations.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Net Income (Loss) Per Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating net income (loss) per ordinary share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

					For the Period from July 10,
	Three Months Ended		Nine Months Ended		2020 (Inception) Through
	September 30, 2021		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$8,717,498	$2,179,375	$23,993,222	$5,998,306	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	46,000,000	11,500,000	46,000,000	11,500,000	—	10,000,000
Basic and diluted net income (loss) per ordinary share	$0.19	$0.19	$0.52	$0.52	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 10).

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 46,000,000 Units, which includes the full exercise by the underwriter of its option to purchase an additional 6,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant, for an aggregate purchase price of $10,000,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

SEPTEMBER 30, 2021

(Unaudited)

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

Advance from Related Party

The Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. The advances were non-interest bearing and due on demand. As of September 30, 2021 and December 31, 2020, there were $0 and $5,000 advances outstanding, respectively.

Promissory Note — Related Party

On July 16, 2020, the Company issued an unsecured promissory note to the Sponsor (the "Sponsor Promissory Note"), pursuant to which the Company borrowed an aggregate principal amount of $300,000. The Sponsor Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the completion of the Initial Public Offering. The balance under the Sponsor Promissory Note of $300,000, was repaid at the closing of the Initial Public Offering on October 14, 2020. Borrowings under the Sponsor Promissory Note are no longer available.

On September 30, 2021, the Company issued the Promissory Note to the Sponsor for an aggregate amount of up to $2,500,000. The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of September 30, 2021, there was $200,000 outstanding under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on October 9, 2020, the Company will pay an affiliate of the Sponsor $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000, respectively, in fees for these services. At September 30, 2021 and December 31,2020, there were $115,000 and $25,000 of fees included in accounts payable and accrued expenses in the accompanying balance sheets, respectively.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to (other than pursuant to the Promissory Note), loan the Company additional funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $2.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. TEMPORARY EQUITY AND PERMANENT EQUITY

Preferred Shares  —  The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares  —   The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 46,000,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there was 11,500,000 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company's shareholders except as otherwise required by law.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021 and December 31, 2020, there were 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2021

(Unaudited)

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

As of September 30, 2021 and December 31, 2020, there were 5,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions and (ii) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,	December 31,
	Level	2021	2020
Assets:
Marketable securities held in Trust Account(1)	1	$460,044,242	$460,009,831

Liabilities:
Warrant Liability – Public Warrants(2)	1	$20,125,000	$42,550,000
Warrant Liability – Private Placement Warrants (2)	2	$8,750,000	$18,555,000

(1)	The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 and September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market under the ticker IPOD.WS. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. As such, the Private Placement Warrants are classified as Level 2.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

As of September 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were $8.8 million and $20.1 million, respectively, based on fair values of $1.75 per warrant. As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $18.6 million and $42.6 million, respectively, based on fair values of $3.711 and $3.700, respectively, per warrant.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$18,555,000	$42,550,000	$61,105,000
Change in valuation inputs or other assumptions	(9,805,000)	(22,425,000)	(32,230,000)
Fair value as of September 30, 2021	$8,750,000	$20,125,000	$28,875,000

NOTE 11. SUBSEQUENT EVENTS

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and nine months ended September 30, 2021 related to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net income of $10,896,873, which consisted of the change in fair value of warrant liabilities of $11,220,000 and the interest earned on marketable securities held in the Trust Account of $11,597, offset by general and administrative expenses of $334,724.

For the nine months ended September 30, 2021, we had a net income of $29,991,528, which consisted of a change in fair value of warrant liabilities of $32,230,000 and interest earned on marketable securities held in Trust Account of $34,411, offset by general and administrative expenses of $2,272,883.

For the period from July 10, 2020 (inception) through September 30, 2020, we had a net loss of $5,000, which consisted of formation and operational costs.

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

Following the Initial Public Offering, the exercise of the over-allotment option in full and the sale of the Private Placement Warrants, a total of $460,000,000 was placed in the Trust Account and we had $1,782,908 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $24,486,056 in transaction costs, including $8,000,000 of underwriting fees, $16,100,000 of deferred underwriting fees and $386,056 of other offering costs. Of the total transaction costs incurred, $860,626 was recognized as an expense in the Statements of operations as this amount related to the warrants recognized as liabilities and further described in Note 3 to our financial statements.

For the nine months ended September 30, 2021, cash used in operating activities was $772,612. Net income of $29,991,528 was offset by interest earned on marketable securities held in the Trust Account of $34,411 and by a change in fair value of warrant liabilities of $32,230,000. Changes in operating assets and liabilities provided $1,500,271 of cash for operating activities.

For the period from July 10, 2020 (inception) through September 30, 2020, cash used in operating activities was $5,000, which consisted of the net loss.

As of September 30, 2021, we had marketable securities held in the Trust Account of $460,044,242. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021 and December 31, 2020, we had cash of $130,842 and $708,454, respectively, held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

On September 30, 2021, the Company issued an unsecured promissory note to the Sponsor for an aggregate amount of up to $2,500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and is due and payable in full on the earlier of (i) October 14, 2022 and (ii) the effective date of a Business Combination. As of September 30, 2021, there was $200,000 outstanding under the Promissory Note.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to (other than pursuant to the Promissory Note), loan us additional funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into warrants, at a price of $2.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We may need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, shareholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note), loan us additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain such additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating net income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report as amended on Form 10 K/A filed with the SEC on July 20, 2021. There have been no material changes in our risk factors since such filing, except for the following:

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the Company’s financial statements, the Company has identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Registrant
10.1*	Promissory Note, dated September 30, 2021, issued to SCH Sponsor IV LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

**	Furnished.
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2020.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

Date: November 15th, 2021		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15th, 2021		/s/ James Ryans
	Name:	James Ryans
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)