Form 10-K/A
period 2020-12-31
Social Capital Hedosophia Holdings Corp. IV
filed 2022-01-14
CIK 1818876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39605

Social Capital Hedosophia Holdings Corp. IV

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1547262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
317 University Ave, Suite 200 Palo Alto, CA (Address of Principal Executive Offices)	94301 (Zip Code)

(650) 521-9007

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	IPOD.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	IPOD	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	IPOD WS	New York Stock Exchange

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

As of April 2, 2021, there were 46,000,000 Class A ordinary shares, $0.0001 par value per share, and 11,500,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

Social Capital Hedosophia Holdings Corp. IV. (the “Company”) is filing this Amendment No. 2 to the Annual Report on Form 10-K (this “Amendment) to amend its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2021 (the “Initial Filing”), as amended on July 20, 2021 (the Initial Filing, as amended, the “Prior Filing”) to restate its financial statements as of and for the period from July 10, 2020 (inception) through December 31, 2020 included in the Prior Filing (the “Prior Financial Statements”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management reevaluated the classification of its Class A ordinary shares and concluded that it is appropriate to restate the presentation of Class A ordinary shares subject to possible redemption to reflect all 46,000,000 Class A ordinary shares issued to the public in connection with the Company’s initial public offering (the “Public Shares”) as temporary equity. The Company previously recorded the Class A ordinary shares subject to possible redemption to be equal to the redemption value of such shares, while also taking into consideration the requirement in the Company’s amended and restated memorandum and articles of association that redemptions cannot result in net tangible assets falling below $5,000,001 (the “Minimum Net Tangible Assets Requirement”). The Company had therefore recorded a portion of the Public Shares as permanent equity. Upon further evaluation, the Company has determined that the Public Shares include certain redemption features that are not solely within the control of the Company. Under Accounting Standards Codification (“ASC”) 480-10-S99-3A, Distinguishing Liabilities from Equity, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified as temporary equity, regardless of the Minimum Net Tangible Assets Requirement.

Therefore, on November 22, 2021, the Company’s management and audit committee of the board of directors concluded that the Company’s previously issued financial statements included in the Company’s Initial Audit as of October 14, 2020, as well as the Company’s December 31, 2020 financial statements included in the Prior Filing and interim financial statements included in Form 10-Q for quarters ended March 31, 2021 and June 30, 2021 should be restated to report all Public Shares as temporary equity. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata between shares subject to redemption and those that are not subject to redemption. Considering such restatement, such financial statements, as well as the relevant portions of any communication which describes or are based on the financial statements, should no longer be relied upon. There has been no change in the Company’s total assets, liabilities or operating results as a result of such restatement.

The restated financial statements as of December 31, 2020 and for the period from July 10, 2020 (inception) through December 31, 2020 included herein and the restated financial statements as of March 31, 2021 and June 30, 2021 have been included in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed with the SEC on November 19, 2021.

The Company has not amended its Current Report on Form 8-K filed on October 14, 2020 affected by the restatement.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, Part I – Item 1A. Risk Factors, Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II – Item 8. Financial Statements and Supplementary Data and Part II – Item 9A. Controls and Procedures have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Prior Filing  (and the Prior Filing did not amend, update or change any items or disclosure contained in the Initial Filing other than as described therein), and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the Initial Filing’s filing date on April 2, 2021 or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Initial Filing, the Prior Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Prior Filing.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	the ability of our directors and officers to generate a number of potential business combination opportunities;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses and the technology industries;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	our financial performance; and
●	the other risk and uncertainties discussed in “Item 1.A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

Item 1.Business.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial Business Combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some blank check companies, if

●	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),
●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and
●	the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share,

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

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future Business Combinations may be effected;

●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;
●	rates of inflation, price instability and interest rate fluctuations;
●	liquidity of domestic capital and lending markets;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	energy shortages;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

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

Business combinations with companies in the technology industries entail special considerations and risks. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
●	an inability to manage rapid change, increasing consumer expectations and growth;
●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;
●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	an inability to deal with our subscribers’ or customers’ privacy concerns;
●	an inability to attract and retain subscribers or customers;
●	an inability to license or enforce intellectual property rights on which our business may depend;
●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
●	competition for advertising revenue;
●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;
●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
●	an inability to obtain necessary hardware, software and operational support; and
●	reliance on third-party vendors or service providers.

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

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

In connection with the preparation of the Company’s financial statements, the Company has identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

A material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

In connection with the preparation of the Company’s financial statements, the Company has identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described herein).

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

Item 1.B.Unresolved Staff Comments.

None.

Item 2.Properties.

We currently maintain our executive offices at 317 University Ave, Suite 200, Palo Alto, CA 94301. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.Mine Safety Disclosures.

None.

PART II.

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Market Information

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

(b)Holders

As of March 31, 2021, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary share, and two holders of record of our redeemable warrants.

(c)Dividends

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

Item 6.Selected Financial Data.

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Social Capital Hedosophia Holdings Corp. IV. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our Original Financial Statements. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatements described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements,” no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Initial Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.  We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per ordinary share because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

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

Item 8.Financial Statements and Supplementary Data

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Social Capital Hedosophia Holdings Corp. IV

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Social Capital Hedosophia Holdings Corp. IV (the “Company”) as of December 31, 2020, the related statements of operations, changes in temporary equity and permanent deficit and cash flows for the period from July 10, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 10, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

April 2, 2021, except for the effects of the restatement disclosed in Notes 2, 3 and 9 – Amendment 1 as to which the date is July 19, 2021 and Notes 2, 3 and 8 – Amendment 2, as to which the date is January 14, 2022.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

BALANCE SHEET

DECEMBER 31, 2020

(As Restated – see Note 2)

ASSETS
Current Assets
Cash	$708,454
Prepaid expenses	727,619
Total Current Assets	1,436,073

Marketable securities held in Trust Account	460,009,831
Total Assets	$461,445,904

LIABILITIES, TEMPORARY EQUITY AND PERMANENT DEFICIT
Current liabilities
Accrued expenses	$58,647
Advance from related party	5,000
Total Current Liabilities	63,647

Deferred underwriting fee payable	16,100,000
Warrant liabilities	61,105,000
Total Liabilities	77,268,647

Commitments
Temporary Equity
Class A ordinary shares subject to possible redemption, 46,000,000 shares at redemption value	460,009,831
Permanent Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 share issued and outstanding (excluding 46,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,500,000 shares issued and outstanding	1,150
Additional paid-in capital	—
Accumulated deficit	(75,833,724)
Total Permanent Deficit	(75,832,574)
Total Liabilities, Temporary Equity and Permanent Deficit	$461,445,904

The accompanying notes are an integral part of these financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated – see Note 2)

Formation and operational costs	$266,518
Loss from operations	(266,518)

Other income:
Interest earned on marketable securities held in Trust Account	9,831
Change in fair value of warrant liabilities	(38,054,500)
Transaction costs allocated to warrant liabilities	(860,626)
Other expense, net	(38,905,295)
Net loss	$(39,171,813)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	20,620,690

Basic and diluted net loss per share, Class A ordinary shares	$(1.25)

Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,672,414

Basic and diluted net loss per share, Class B ordinary shares	$(1.25)

The accompanying notes are an integral part of these financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

STATEMENT OF CHANGES IN TEMPORARY EQUITY AND PERMANENT DEFICIT

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated – see Note 2)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Permanent	Temporary Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	Shares	Amount
Balance – July 10, 2020 (inception)	—	$—	—	$—	$—	$—	$—	—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	11,500,000	1,150	23,850	—	25,000	—	—

Issuance of Class A ordinary shares	—	—	—	—	—	—	—	46,000,000	420,303,333

Excess cash received over the fair value of the Private Placement Warrants, as defined in Note 1	—	—	—	—	3,020,737	—	3,020,737	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(3,044,587)	(36,661,911)	(39,706,498)	—	39,706,498

Net loss	—	—	—	—	—	(39,171,813)	(39,171,813)	—	—

Balance – December 31, 2020	—	$—	11,500,000	$1,150	$—	$(75,833,724)	$(75,832,574)	46,000,000	$460,009,831

The accompanying notes are an integral part of these financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 10, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated – See Note 2)

Cash Flows from Operating Activities:
Net loss	$(39,171,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(9,831)
Change in fair value of warrant liabilities	38,054,500
Transaction costs allocated to warrant liabilities	860,626
Changes in operating assets and liabilities:
Prepaid expenses	(727,619)
Accrued expenses	58,647
Net cash used in operating activities	(935,490)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(460,000,000)
Net cash used in investing activities	(460,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	452,000,000
Proceeds from sale of Private Placement Warrants	10,000,000
Advances from related party	5,000
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs and costs allocated to warrant liabilities	(386,056)
Net cash provided by financing activities	461,643,944

Net Change in Cash	708,454
Cash – Beginning	—
Cash – Ending	$708,454

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$460,000,000
Accretion of Class A ordinary shares to redemption value	9,831
Initial measurement of Private Placement and Public Warrants, as defined in Note 1 and Note 2	23,050,500
Deferred underwriting fee payable	$16,100,000

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

Amendment 1

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

After further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Additionally, the Company revised the Statement of Changes in Stockholders’ Equity to present temporary equity separate from permanent equity, which allows for better alignment with the Balance Sheet presentation. Accordingly, the Company revised the financial statement name to Statement of Changes in Temporary Equity and Permanent Deficit to reflect this presentation change.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following tables summarize the effect of the restatement on each financial statement line item as of December 31, 2020, and for the periods indicated:

	As Previously		As Previously
	Reported	Adjustment	Restated
Balance Sheet as of December 31, 2020
Warrant liabilities	$—	$61,105,000	$61,105,000
Total Liabilities	16,163,647	61,105,000	77,268,647
Class A ordinary shares subject to possible redemption	440,282,249	(61,104,995)	379,177,254
Class A ordinary shares	197	611	808
Additional paid-in capital	5,255,348	38,914,510	44,169,858
Accumulated deficit	(256,687)	(38,915,126)	(39,171,813)
Total permanent equity	$5,000,008	$(5)	$5,000,003

Statement of Operations for the Period From July 10, 2020 (Inception) through December 31, 2020
Transaction costs allocated to warrant liabilities	$—	$(860,626)	$(860,626)
Change in fair value of warrant liabilities	—	(38,054,500)	(38,054,500)
Other income (expense), net	9,831	(38,915,126)	(38,905,295)
Net loss	(256,687)	(38,915,126)	(39,171,813)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	44,053,394	(2,305,050)	41,748,344
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	11,545,030	1,033,299	12,578,329
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.02)	$(3.09)	$(3.11)

Statement of Cash Flows for the Period From July 10, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(256,687)	$(38,915,126)	$(39,171,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs allocated to warrant liabilities	—	860,626	860,626
Change in fair value of warrant liabilities	—	38,054,500	38,054,500
Non-Cash Investing and Financing Activities:
Initial measurement of Private Placement and Public Warrants	$—	$23,050,500	$23,050,500

Amendment 2

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management reevaluated the classification of its Class A ordinary shares and concluded that it is appropriate to restate the presentation of Class A ordinary shares subject to possible redemption to reflect all 46,000,000 Public Shares as temporary equity. The Company previously recorded the Class A ordinary shares subject to possible redemption to be equal to the redemption value of such shares, while also taking into consideration the requirement in the Company’s amended and restated memorandum and articles of association that redemptions cannot result in net tangible assets falling below $5,000,001 (the “Minimum Net Tangible Assets Requirement”). The Company had therefore recorded a portion of the Public Shares as permanent equity. Upon further evaluation, the Company has determined that the Public Shares include certain redemption features that are not solely within the control of the Company. Under Accounting Standards Codification (“ASC”) 480-10-S99, Distinguishing Liabilities from Equity, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified as temporary equity, regardless of the Minimum Net Tangible Assets Requirement.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

In connection with the change in presentation for the Class A ordinary share subject to possible redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The following tables summarize the effect of the restatement on each financial statement line item as of December 31, 2020, and for the periods indicated:

	As Previously
	Reported on Form
	10-K/A
	Amendment No. 1	Adjustment	As Restated
Balance Sheet as of December 31, 2020 (audited)
TEMPORARY EQUITY
Class A ordinary shares subject to possible redemption	$379,177,254	$80,832,577	$460,009,831
PERMANENT DEFICIT
Class A ordinary shares	$808	$(808)	$—
Additional paid-in capital	$44,169,858	$(44,169,858)	$—
Accumulated deficit	$(39,171,813)	$(36,661,911)	$(75,833,724)
Total Shareholders' Equity (Deficit)	$5,000,003	$(80,832,577)	$(75,832,574)

Number of Class A Ordinary shares subject to possible redemption	37,916,915	8,083,085	46,000,000
Statement of Operations for the Period from July 10, 2020 (Inception) through December 31, 2020 (audited)
Basic and diluted weighted average shares outstanding, Ordinary shares subject to possible redemption	41,748,344	(41,748,344)	—
Basic and diluted net income per share, Ordinary shares subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	12,578,329	(12,578,329)	—
Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$(3.11)	$3.11	$—
Weighted average shares outstanding of Class A ordinary shares	—	20,620,690	20,620,690
Basic and diluted net loss per share, Class A ordinary shares	$—	$(1.25)	$(1.25)
Weighted average shares outstanding of Class B ordinary shares	—	10,672,414	10,672,414
Basic and diluted net income (loss) per share, Class B ordinary shares	$—	$(1.25)	$(1.25)
Statement of Cash Flows for the Period from July 10, 2020 (Inception) through December 31, 2020 (audited)
Initial classification of Class A ordinary shares subject to possible redemption	$417,483,440	$42,516,560	$460,000,000
Change in value of Class A ordinary shares subject to possible redemption	$(38,306,186)	$38,306,186	$—
Accretion for ordinary share subject to redemption amount	$—	$9,831	$9,831

Statement of Changes in Temporary Equity and Permanent Deficit for the Period from July 10, 2020 (Inception) through December 31, 2020 (audited)
Sale of 46,000,000 Units, net of underwriting discounts, offering costs and warrant liability	$420,303,333	$(420,303,333)	$—
Class A Ordinary share subject to possible redemption	$(379,177,254)	$379,177,254	$—
Accretion for ordinary share subject to redemption amount	$—	$(39,706,498)	$(39,706,498)

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Offering Costs Associated with the Initial Public Offering (Restated, see Note 2 – Amendment 2)

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of underwriting, legal, regulatory filing, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. The offering costs relate to the Class A Ordinary shares and Distributable Redeemable Warrants which comprised the Unit offered as part of the Initial Public Offering. Those costs were allocated on a relative fair value basis with the portion of the offering costs allocated to the Distributable Redeemable Warrants being charged to expense and the portion of the offering costs assigned to the Public Shares initially being charged against temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Public Stockholders who properly redeem their Public Shares (as described in Note 1) in connection with the Initial Business Combination will not bear any of the offering costs. Total offering costs amounted to $24,486,056, which consists of $8,000,000 of underwriting fees, $16,100,000 of deferred underwriting fees and $386,056 of other offering costs, of which $860,626 was charged to expense and $23,631,167 was charged to temporary equity.

Warrant Liabilities (Restated)

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

Class A Ordinary Shares Subject to Possible Redemption (Restated, see Note 2 – Amendment 2)

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’, or permanent equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2020, the Class A ordinary shares, classified as temporary equity in the balance sheet are reconciled in the following table:

Gross proceeds	$460,000,000
Less:
Proceeds allocated to Public Warrants	(16,065,500)
Class A ordinary shares issuance costs	(23,631,167)
Plus:
Accretion of carrying value to redemption value	39,706,498

Class A ordinary shares subject to possible redemption, December 31, 2020	$460,009,831

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Components of Equity

Upon the Initial Public Offering, the Company issued Class A Ordinary shares and Public Warrants. The Company also issued Private Placement Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $23,050,500 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $23,625,430 to the Class A Ordinary shares. All of the 46,000,000 Class A Ordinary shares are presented within temporary equity, as these shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

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

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statement of operations.

Net Income (Loss) Per Share (Restated, see Note 2 – Amendment 2)

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the concurrent private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,500,000 Class A ordinary shares in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	For the Period from July 10, 2020
	(Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net (loss), as adjusted	$(25,812,390)	$(13,359,423)
Denominator:
Basic and diluted weighted average shares outstanding	20,620,690	10,672,414
Basic and diluted net (loss) per ordinary share	$(1.25)	$(1.25)

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

NOTE 8. TEMPORARY EQUITY AND PERMANENT DEFICIT (Restated, see Note 2 – Amendment 2)

Preferred Shares  —  The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 46,000,000 Class A ordinary shares issued and outstanding, which are presented as temporary equity.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2020, there was 11,500,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2020
Assets:
Marketable securities held in Trust Account(1)	1	$460,009,831
Liabilities:
Private Placement Warrants(2)	2	$18,555,000
Public Warrants(2)	1	42,550,000
(1)	The fair value of the marketable securities held in Trust Account approximates the carrying amount primarily due to their short-term nature.
(2)	Measured at fair value on a recurring basis.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

October 14,
2020
(Initial
Input	Measurement)
Risk-free interest rate	0.4%
Expected term (years)	6.00
Expected volatility	20.0%
Exercise price	$11.50
Fair value of Units	$10.00

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected term was determined to be six years, as the Warrants expire five years after the completion of the initial Business Combination which is assumed to be October 14, 2021.
●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The fair value of the Units, which each consist of one Class A ordinary share and one-fourth of one Public Warrant, represents the Unit price as the measurement date was prior to trading date.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 10, 2020 (inception) through December 31, 2020, covered by this Annual Report on Form 10-K/A – Amendment No. 2 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A – Amendment No. 2 had not yet been identified. Due to the events that led to the restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for complex financial instruments, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

Internal Control over Financial Reporting

This Annual Report on Form 10-K/A – Amendment No. 2 does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9.B.Other Information.

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Ms. Bradford, Ms. Stanton and Mr. Tolia. Mr. Tolia serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Ms. Bradford, Ms. Stanton and Mr. Tolia. Mr. Tolia serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Conflicts of Interest

Under Cayman Islands law, our directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	duty to not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

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

In addition, we have the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated, including the Other Existing SCH SPACs. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “—Directors, Director Nominee and Officers.”
●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial Business Combination within 24 months after the closing of the Initial Public Offering or during any Extension Period. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. Pursuant to a letter agreement that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own ordinary shares and warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.
●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.
●	Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of March 31, 2021 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 31, 2021.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
		Approximate		Approximate
		Percentage of Class		Percentage of
		A		Issued
		Issued and		and
		Outstanding		Outstanding
	Beneficially	Ordinary	Beneficially	Ordinary
	Owned	Shares	Owned	Shares
Name and Address of Beneficial Owner (2)
SCH Sponsor IV LLC (our Sponsor)(3)	—	—	11,400,000	19.8%
Chamath Palihapitiya (3)	—	—	11,400,000	19.8%
Ian Osborne (3)	—	—	11,400,000	19.8%
Steven Trieu	—	—	—	—
Simon Williams	—	—	—	—
Joanne Bradford	—	—	—	—
Katie Jacobs Stanton	—	—	—	—
Nirav Tolia	—	—	100,000	*
Empyrean Capital Partners, LP (4)	2,405,752	5.2%	—	—
All directors, officers and directors as a group (7 individuals)	—	—	11,500,000	20.0%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Social Capital Hedosophia Holdings Corp. IV, 317 University Ave, Suite 200, Palo Alto, CA 94301.
(2)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-248913).
(3)	SCH Sponsor IV LLC, our Sponsor, is the record holder of the Class B ordinary shares reported herein. Messrs. Palihapitiya and Osborne may be deemed to beneficially own shares held by our Sponsor by virtue of their shared control over our Sponsor. Each of Messrs. Palihapitiya and Osborne disclaims beneficial ownership of our ordinary shares held by our Sponsor.
(4)	According to a Schedule 13G filed with the SEC on January 12, 2021, each of Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP and Amos Meron share voting and dispositive power with regard to 2,405,752 Class A ordinary shares of the Company. The business address for each is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

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

PART IV.

Item 15.Exhibits, Financial Statement Schedules.

(a)The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

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

*Filed herewith.

**Furnished herewith.

(1)Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 14, 2020.
(2)Incorporated by reference to the Initial 10-K filed on April 2, 2021.
(3)Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2020.

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. IV

Date: January 14, 2022	/s/ Chamath Palihapitiya
	By:	Chamath Palihapitiya
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chamath Palihapitiya
Name:	Chamath Palihapitiya
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Date:	January 14, 2022

/s/ Ian Osborne
Name:	Ian Osborne
Title:	President and Director
Date:	January 14, 2022

/s/ James Ryans
Name:	James Ryans
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	January 14, 2022

/s/ Joanne Bradford
Name:	Joanne Bradford
Title:	Director
Date:	January 14, 2022

/s/ Katie J. Stanton
Name:	Katie J. Stanton
Title:	Director
Date:	January 14, 2022

/s/ Sarah Leary
Name:	Sarah Leary
Title:	Director
Date:	January 14, 2022